Form 10QSB
period 1999-09-30
ORION RESEARCH GROUP INC
filed 2000-03-31
CIK 1093429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
   XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------- ACT OF 1934

                 For the quarterly period ended September 30, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

         For the transition period from ______________ to _____________



                       Commission File Number: ___________

                           ORION RESEARCH GROUP, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              88-0372579
--------------------------                             ---------------------
  (State of incorporation)                              (IRS Employer ID Number)

                       504 Mueller Lane, Minden, NV 89423
                       ----------------------------------
                    (Address of principal executive offices)

                                 (775) 782-4003
                                 --------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 29, 2000: 250,000


Transitional Small Business Disclosure Format (check one):    YES      NO   X
                                                                 -----    -----

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation             4


Part II - Other Information

  Item 1 Legal Proceedings                                                     6

  Item 2 Changes in Securities                                                 6

  Item 3 Defaults Upon Senior Securities                                       6

  Item 4 Submission of Matters to a Vote of Security Holders                   6

  Item 5 Other Information                                                     6

  Item 6 Exhibits and Reports on Form 8-K                                      6


Signatures                                                                     7

Part 1 - Item 1 - Financial Statements

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

ACCOUNTANT'S LETTER                                                       F-1

BALANCE SHEET - ASSETS                                                    F-2

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                      F-3

STATEMENT OF OPERATIONS                                                   F-4-5

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-6

STATEMENT OF CASH FLOWS                                                   F-7-8

NOTES TO FINANCIAL STATEMENTS                                             F-9-13

                            BARRY L. FRIEDMAN, P.C.
                          Certified Public Accountant

     1582 TULITA DRIVE                                 OFFICE  (702)361-8414
     LAS VEGAS, NEVADA 89123                           FAX NO. (702-896-0278


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors                                                March 24, 2000
Orion Research Group, Inc.
Las Vegas, Nevada

         I have audited the accompanying Balance Sheets of Orion Research Group, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period December 5, 1996 (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Research Group, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period December 5, 1996 (inception), to September 30, 1999, in conformity with generally accepted accounting principles.
         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                 9 Mos Ending         Year Ended
                                                 Sept.30,1999        Dec.31,1998
                                                 ------------       ------------

 CURRENT ASSETS

      CASH                                       $          0       $         45
                                                 ------------       ------------

      TOTAL CURRENT ASSETS                       $          0       $         45
                                                 ------------       ------------


 OTHER ASSETS

      ORGANIZATION COSTS (NET)                   $          0       $      1,021
                                                 ------------       ------------

      TOTAL OTHER ASSETS TOTAL ASSETS            $          0       $      1,021
                                                 ------------       ------------


      TOTAL ASSETS                               $          0       $      1,066
                                                 ------------       ------------













   The accompanying notes are an integral part of these financial statements.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                              9 Mos. Ending       Year Ended
                                              Sept.30, 1999       Dec.31, 1998
                                              -------------       ------------

 CURRENT LIABILITIES

      Officers Advances (Note #5)             $         800       $          0
                                              -------------       ------------

 TOTAL CURRENT LIABILITIES                    $         800       $          0
                                              -------------       ------------



 STOCKHOLDERS EQUITY (Note #4)

 Common stock, $.01 par value
 authorized 2,500,000 shares
 issued and outstanding at
 December 31, 1998 - 250,000 shares                               $      2,500
 September 30, 1999 - 250,000 shares            $     2,500

      Additional paid in Capital                          0                  0

      Deficit Accumulated during
      the development stage                          -3,300             -1,434
                                              -------------       ------------

 TOTAL STOCKHOLDERS' EQUITY                   $        -800       $      1,066
                                              -------------        -----------

 TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                          $           0       $      1,066
                                              -------------       ------------






   The accompanying notes are an integral part of these financial statements.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                             3 Mos Ended  3 Mos Ended  9 Mos.Ended  9 Mos.Ended
                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                1999         1999         1999         1998
                                ----         ----         ----         ----


REVENUE                      $         0  $         0  $         0  $         0
                             -----------  -----------  -----------  -----------

EXPENSES
   General, Selling
   and Administrative        $         0  $         0  $       845  $         0

   Amortization                        0            0        1,021          175
                             -----------  -----------  -----------  -----------

   Total Expenses            $         0  $         0  $     1,866  $       175
                             -----------  -----------  -----------  -----------

Net Profit/Loss (-)          $         0  $         0  $    -1,866  $      -175
                             -----------  -----------  -----------  -----------

Net Profit/Loss(-)
per weighted
share (Note #2)              $       NIL  $       NIL  $    -.0075  $    -.0007
                             -----------  -----------  -----------  -----------


Weighted average
number of common
shares outstanding               250,000      250,000      250,000      250,000
                             -----------  -----------  -----------  -----------



   The accompanying notes are an integral part of these financial statements.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)

                                                                 Dec. 5,1996
                               Year Ended       Year Ended       (Inception)
                              December 31,     December 31,     to Sept. 30,
                                  1998             1997             1999
                                  ----             ----             ----


REVENUE                                  0    $            0   $           0
                             -------------    --------------   -------------

EXPENSES
   General, Selling
   and Administrative                    285  $           420  $       1,550

   Amortization                          350              350          1,750
                             ---------------  ---------------  -------------

   Total Expenses                        635  $           770  $       3,300
                             ---------------  ---------------  -------------

Net Profit/Loss (-)                     -635  $          -770  $      -3,300
                             ---------------  ---------------  -------------

Net Profit/Loss(-)
per weighted
share (Note #2)                       -.0025  $        -.0031  $      -.0132
                             ---------------   --------------  -------------


Weighted average
number of common
shares outstanding                   250,000          250,000        250,000
                            ----------------  ---------------  -------------









   The accompanying notes are an integral part of these financial statements.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------

                                                        Additional    Accumu-
                                  Common      Stock       paid-in      lated
                                  Shares      Amount      Capital     Deficit
                                ----------  ----------  ----------  ----------

Balance,
December 31, 1997                  250,000  $    2,500  $        0  $     -799

Net loss, Year Ended
December 31, 1998                                                         -635
                                ----------  ----------  ----------  ----------

Balance,
December 31, 1998                  250,000  $    2,500  $        0  $   -1,434

Net Loss
January 1, 1999, to
September 30, 1999                                                      -1,866
                                ----------  ----------  ----------  ----------

Balance,
September 30, 1999                 250,000  $    2,500  $        0  $   -3,300
                                ----------  ----------  ----------  ----------





   The accompanying notes are an integral part of these financial statements.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                           3 Mos Ended   3 Mos Ended   9 Mos.Ended   9 Mos.Ended
                            Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                              1999          1998          1999          1998
                              ----          ----          ----          ----

Cash Flow from
Operating Activities
Net Loss                   $       0     $      0      $  -1,866     $    -175

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                       0            0         +1,021          +175
Changes in Assets
and Liabilities

Organization Costs                 0            0              0             0
Increase in current
Liabilities

Officers Advances                  0            0           +800             0
                           ---------    ---------      ---------     ---------

Net cash used in
operating Activities       $       0    $       0      $     -45     $       0

Cash Flows from
Investing Activities               0            0              0             0

Cash Flows from
Financing Activities
Issuance of Common
Stock                              0            0              0             0
                           ---------    ---------      ---------     ---------

Net increase
(decrease)
in cash                    $       0    $       0      $     -45     $       0

Cash, beginning
of period                          0            0            +45             0
                           ---------    ---------      ---------     ---------

Cash, end of period        $       0    $       0      $       0     $       0
                           ---------    ---------      ---------     ---------







   The accompanying notes are an integral part of these financial statements.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)
                       -----------------------------------
                                                                     Dec. 5,1996
                                  Year Ended        Year Ended       (Inception)
                                 December 31,      December 31,     to Sept. 30,
                                     1998              1997             1999
                                     ----              ----             ----

Cash Flow from
Operating Activities
Net Loss                         $      -635      $      -770  $        -3,300

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                            +350             +350           +1,750

Changes in Assets
and Liabilities

Organization Costs                         0                0           -1,750

Increase in current
Liabilities

Officers Advances                          0                0             +800
                                 -----------      -----------      -----------

Net cash used in
operating Activities             $      -285      $      -420  $        -2,500

Cash Flows from
Investing Activities                       0                0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                      0                0           +2,500
                                 -----------      -----------      -----------

Net increase
(decrease)
in cash                          $      -285      $      -420      $         0

Cash, beginning
of period                                330              750                0
                                 -----------      -----------      -----------

Cash, end of period              $        45      $       330      $         0
                                 -----------      -----------      -----------







   The accompanying notes are an integral part of these financial statements.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                    September 30, 1999 and December 31, 1998


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized December 5, 1996, under the laws of the State of Nevada as Orion Research Group, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method
         -----------------

                  The Company records income and expenses on the accrual method.

         Estimates
         ---------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                    September 30, 1999 and December 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes
         ------------

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Reporting on costs of start-up activities
         -----------------------------------------

                  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle.

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st as its year-end.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                    September 30, 1999 and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure
         --------------------

                  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

                 Net operation loss carry forward              $         1,434
                 Valuation allowance                           $         1,434

                 Net deferred tax asset                        $             0


         The federal net operating loss carry forward will expire in various amounts from 2016 to 2018.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                    September 30, 1999 and December 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         The authorized common stock of Orion Research Group, Inc. consists of 2,500,000 shares with a par value of $0.01 per share.

         Preferred Stock
         ---------------

         Orion Research Group, Inc. has no preferred stock.


         On December 27, 1996, the Company issued 250,000 shares of its $0.01 par value common stock in consideration of $ 2,500.00 in cash.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                           Orion Research Group, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                    September 30, 1999 and December 31, 1998


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

                       BARRY L. FRIEDMAN, P.C.
                          Certified Public Accountant

     1582 TULITA DRIVE                                 OFFICE  (702)361-8414
     LAS VEGAS, NEVADA 89123                           FAX NO. (702-896-0278






To Whom It May Concern:                                March 24, 2000

         The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of March 24, 2000, on the Financial Statements of Orion Research Group, Inc., as of September 30, 1999, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.



Very truly yours,


/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)      Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

(3)      Year 2000 Considerations

 The Company has no known direct Y2K exposures.

                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Research Group, Inc.


March 30, 2000


   /s/ Herman G. Herbig
------------------------
       Herman G. Herbig
       President and Director