Form 10KSB
period 1999-12-31
ORION RESEARCH GROUP INC
filed 2000-03-31
CIK 1093429

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1999

                          Commission File No.

                           ORION RESEARCH GROUP, INC.

           (Name of Small Business Issuer as specified in its Charter)

      Nevada           504 Mueller Lane, Minden, NV 89423       88-0372579
 (State or Other   (Address of Principal Executive Office,  (IRS Employer
Jurisdiction of      including Zip Code)                     Identification No.)
incorporation )
                                 (775) 782-4003

              (Registrant's telephone number, including area code)


         Securities Registered under Section 12(b) of the Exchange Act:

      Title of each Class           Name of Each Exchange on which Registered
      -------------------           -----------------------------------------
          None                                      None

Securities registered Under Section 12(g) of the Exchange Act: Common Stock, $0.00001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

As of March 29, 2000 the issuer had 250,000 shares of common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.

 General

Orion Research Group, Inc. ("Company") was incorporated on December 5, 1996 under the laws of the State of Nevada. In December 1996, pursuant to Subscription agreements, the Company sold 250,000 shares of its common stock to 25 investors for $2,500.00 cash. Orion had not yet engaged in any business operations. The business purpose of the Company was, and remains, to seek out and obtain an acquisition, merger or outright sale transaction, whereby its shareholders would benefit.

Proposed Business

         The Company intends to locate and combine with an existing, privately held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. At this time, the Company is not engaged in any discussion with potential combination partners regarding a possible business combination. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. Due to the Company's limited resources and lack of revenue in the event such initial efforts to consummate a business combination fail, the company may not be able to seek additional combination partners. An extensive search for a suitable combination partner may incur substantial expenses, which the Company is unable to fulfill. A limited search shall be more appropriate due to the aforementioned limited resources and revenue. Only slight efforts may take place and once these efforts are exhausted, the financial constraints of the Company may result in an inability to seek future partners and thus end the search therein. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates, which are profitable, or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will have been a defendant in a civi1 action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention that puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 2. Description of Property.

         As of December 31, 1999, the Company has no properties.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of March 29, 2000, there were 25 holders on record of the Company's common stock, holding a total of 250,000 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.


Discussion of Financial Condition

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs. No prediction of the future financial condition of the Company can be made.

             Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,700. Accordingly, the Company is dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.

Plan of Business

         General.

         While the Company conducts its search to locate and combine with an existing privately held company, it will depend on the continued financial support of Herman G. Herbig, the President, Secretary and Sole Director of the Company.

         The Company's independent auditors have raised substantial doubt about the Company's ability to continue as a going concern since the Company has no current source of revenue. Mr. Herbig has verbally indicated that he will, for a minimum of the next twelve months, continue to fund the Company's immediate needs for legal and accounting purposes and devote as much time as is need to pursue a business combination until fruition.

         The process for seeking a combination partner involves a strategic initiative with several components in order to find the partner which best suits the Company's interests. A detailed financial analysis of the partner is conducted on any potential combination partner. Analysis on the company's assets, liabilities, revenues, potential litigation, dividends, goodwill and business reputation in the community shall occur in order to solidify all the criteria sought after by the Company in a combination partner. The partners may be referred to the Company from other sources, found through research of the Company's officers, directors or management.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 7. Financial Statements.

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-1


Financial Statements

Balance Sheets as of December 31, 1999, 1998 and 1997                        F-2

Statements of Operations and Comprehensive Income                            F-4
   for the years ended December 31, 1999, 1998 and 1997 and for the period December 5, 1996 (date of inception) to December 31, 1999

Statement of Changes in Shareholder's Equity                                 F-5
    for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows                                                     F-6
   for the years ended December 31, 1999, 1998 and 1997 and for the period December 5, 1996 (date of inception) to December 31, 1999

Notes to Financial Statement                                                 F-7




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The only officer and director of the Company since its formation in December 1996 is Herman G. Herbig, age 45, who is its Secretary and sole Director Set forth below is a description of the background of the only officer and director of the Company.

         Mr. Herbig has been a licensed and practicing attorney in Minden and Las Vegas, Nevada, specializing in estate planning, taxation, corporate law and probate law since 1988. He is also an accountant. From 1991 until 1995, he was the Public Administrator for Douglas County, Nevada, an elected public official responsible for the administration of decedents' estates on behalf of the county.

Item 10. Executive Compensation.

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 5% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of March 29, 2000.

Name and Address                   Number of Shares      Percentage of Ownership

The Business Advantage, Inc.         225,000(1)                90%
504 Muller Lane
Minden, NV 89423

Herman G. Herbig                       1,750                    1%
504 Muller Lane
Minden, NV 89423

All officers and directors as
a group (one person)                 226,750(1)                 91%

--------------------------------------------------------------------------------
1) The Business Advantage, Inc. is owned by Herman G. Herbig and the shares owned by that corporation are included in the total indicated for all directors and officers as a group. Both that corporation and Mr. Herbig are affiliates of the Company. Mr. Herbig is the sole shareholder of The Business Advantage, Inc.


Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:        None

Reports on Form 8-K :          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March  29,1999


ORION RESEARCH GROUP, INC.

By:   /s/ Herman G. Herbig
      --------------------
          Herman G. Herbig
          President, Secretary and sole Director

                           Orion Research Group, Inc.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999
                                December 31, 1998
                                December 31, 1997

                                TABLE OF CONTENTS

                                                                          PAGE #

         INDEPENDENT AUDITORS REPORT                                         F-1
         -----------------------------------------------------------------------


         ASSETS                                                              F-2
         -----------------------------------------------------------------------


         LIABILITIES AND STOCKHOLDERS' EQUITY                                F-3
         -----------------------------------------------------------------------


         STATEMENT OF OPERATIONS                                             F-4
         -----------------------------------------------------------------------


         STATEMENT OF STOCKHOLDERS' EQUITY                                   F-5
         -----------------------------------------------------------------------


         STATEMENT OF CASH FLOWS                                             F-6
         -----------------------------------------------------------------------


         NOTES TO FINANCIAL STATEMENTS                                    F-7-11
         -----------------------------------------------------------------------

                            BARRY L. FRIEDMAN, P.C.
                          Certified Public Accountant





                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                               March  24, 2000
Orion Research Group, Inc.

Las Vegas, Nevada

         I have audited the accompanying Balance Sheets of Orion Research Group, Inc. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period December 5, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Research Group, Inc. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period December 5, 1996 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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


/s/   Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant

1582 Tulita Drive
Las Vegas, NV 89123
Phone: (702) 361-8414



                           Orion Research Group, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                                December          December         December
                                                31, 1999          31, 1998         31, 1997
                                               ----------------  ---------------  ----------------

CURRENT ASSETS
     CASH                                      $              0  $            45  $            330
                                               ----------------  ---------------  ----------------

     TOTAL CURRENT ASSETS                      $              0  $            45  $            330
                                               ----------------  ---------------  ----------------


OTHER ASSETS

     Organization Costs (Net)                  $              0  $         1,021  $          1,371
                                               ----------------  ---------------  ----------------

     TOTAL OTHER ASSETS                        $              0  $         1,021  $          1,371
                                               ----------------  ---------------  ----------------



TOTAL ASSETS                                   $              0  $         1,066  $          1,701
                                               ----------------  ---------------  ----------------

















    The accompanying notes are an integral part of these financial statements



                           Orion Research Group, Inc.

                          (A Development Stage Company)
                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December          December         December
                                                        31, 1999          31, 1998         31, 1997
                                                       ----------------  ---------------  ----------------

CURRENT LIABILITIES

     Officer's Advances (Note #5)                      $          1,600  $             0  $              0
                                                       ----------------  ---------------  ----------------

     TOTAL CURRENT LIABILITIES                         $          1,600  $             0  $              0
                                                       ----------------  ---------------  ----------------

STOCKHOLDERS' EQUITY (Note #4)

     Common stock
     Par value $0.01

     Authorized 2,500,000 shares
     Issued and outstanding at

     December 31, 1997 -
     250,000 shares                                                                       $          2,500

     December 31, 1998 -
     250,000 shares                                                      $         2,500

     December 31, 1999 -
     250,000 shares                                    $          2,500

     Additional Paid-In Capital                                       0                0                 0

     Deficit accumulated during

     The development stage                                       -4,100           -1,434              -799
                                                       ----------------  ---------------  ----------------

TOTAL STOCKHOLDERS' EQUITY                             $         -1,600  $         1,066  $          1,701
                                                       ----------------  ---------------  ----------------

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY                                   $              0  $         1,066  $          1,701
                                                       ----------------  ---------------  ----------------








    The accompanying notes are an integral part of these financial statements



                           Orion Research Group, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                           Year              Year              Year         Dec. 5, 1996
                                           Ended             Ended             Ended         (Inception)
                                         Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31,
                                            1999             1998              1997             1999
                                            ----             ----              ----             ----

INCOME

Revenue                               $             0  $              0   $            0  $              0
                                      ---------------  ----------------  ---------------  ----------------

EXPENSES

General, Selling and

Administrative                        $         1,645  $            285  $           420  $          2,350

Amortization                                    1,021               350              350             1,750
                                      ---------------  ----------------  ---------------  ----------------

         TOTAL EXPENSES               $         2,666  $            635  $           770  $          4,100
                                      ---------------  ----------------  ---------------  ----------------


NET PROFIT/LOSS (-)                   $        -2,666  $           -635  $          -770  $         -4,100
                                      ---------------  ----------------  ---------------  ----------------



Net Profit/Loss(-)
per weighted share
(Note #1)                             $        -.0107  $         -.0025  $        -.0031  $         -.0164
                                      ---------------  ----------------  ---------------  ----------------


Weighted average
Number of common

shares outstanding                            250,000           250,000          250,000           250,000
                                      ---------------  ----------------  ---------------  ----------------











    The accompanying notes are an integral part of these financial statements



                           Orion Research Group, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Additional         Accumu-
                                          Common             Stock            paid-in           lated
                                          Shares            Amount            Capital          Deficit
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1996                             250,000  $          2,500  $             0  $            -29

Net loss year ended
December 31, 1997                                                                                     -770
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1997                             250,000  $          2,500  $             0  $           -799

Net loss year ended
December 31, 1998                                                                                     -635
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1998                             250,000  $          2,500  $             0  $         -1,434

Net loss year ended
December 31, 1999                                                                                   -2,666
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1999                             250,000  $          2,500  $             0  $         -4,100
                                      ---------------   ---------------   --------------   ---------------
















    The accompanying notes are an integral part of these financial statements



                           Orion Research Group, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                           Year              Year              Year         Dec. 5, 1996
                                           Ended             Ended             Ended         (Inception)
                                         Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31,
                                           1999              1998              1997             1999
                                           ----              ----              ----             ----

Cash Flows from
Operating Activities

     Net Loss                         $        -2,666  $           -635  $          -770  $         -4,100

     Adjustment to

     Reconcile net loss

     To net cash provided
     by operating
     Activities

         Amortization                          +1,021              +350             +350            +1,750

Changes in assets and
Liabilities

     Organization Costs                             0                 0                0            -1,750

     Increase in current
     Liabilities

     Officer's Advances                        +1,600                 0                0            +1,600
                                      ---------------  ----------------  ---------------  ----------------

Net cash used in

Operating activities                  $           -45  $           -285  $          -420  $         +2,500

Cash Flows from

Investing Activities                                0                 0                0                 0

Cash Flows from
Financing Activities

     Issuance of Common

     Stock for Cash                                 0                 0                0            -2,500
                                      ---------------  ----------------  ---------------  ----------------

Net Increase (decrease)               $           -45  $           -285  $          -420  $              0

Cash,
Beginning of period                                45               330              750                 0
                                      ---------------  ----------------  ---------------  ----------------

Cash, End of period                   $             0  $             45  $           330  $              0
                                      ---------------  ----------------  ---------------  ----------------



    The accompanying notes are an integral part of these financial statements

                           Orion Research Group, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

           December 31, 1999, December 31, 1998 and December 31, 1997


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized December 5, 1996, under the laws of the State of Nevada as Orion Research Group, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

         The Company records income and expenses on the accrual method.

         Estimates

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

         Cash and equivalents

         The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

                           Orion Research Group, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

           December 31, 1999, December 31, 1998 and December 31, 1997

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

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

                           Orion Research Group, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 1999, December 31, 1998 and December 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure

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

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward                $      4,100
                 Valuation allowance                             $      4,100

                 Net deferred tax asset                          $          0


         The federal net operating loss carry forward will expire in various amounts from 2016 to 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           Orion Research Group, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 1999, December 31, 1998 and December 31, 1997


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock

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

December 31, 1999, December 31, 1998 and December 31, 1997


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

To Whom It May Concern:                                           March 24, 2000

         The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of March 24, 2000, on the Financial Statements of Orion Research Group, Inc., as of December 31, 1999, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,


/s/  Barry L. Friedman
---------------------------
     Barry L. Friedman
     Certified Public Accountant