Form 10QSB
period 2000-03-31
ORION RESEARCH GROUP INC
filed 2000-05-22
CIK 1093429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
   XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------- ACT OF 1934

                 For the quarterly period ended March 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

         For the transition period from ______________ to _____________



                       Commission File Number: 000-27149

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

Part 1 - Item 1 - Financial Statements


                           ORION RESEARCH GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS

                                 March 31, 2000

                                December 31, 1999

                         TABLE OF CONTENTS

                                                                            PAGE

  ACCOUNTANT'S LETTER                                                         1
  -----------------------------------------------------------------------------



  BALANCE SHEET - ASSETS                                                      2
  -----------------------------------------------------------------------------



  BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                        3
  -----------------------------------------------------------------------------



  STATEMENT OF OPERATIONS                                                     4
  -----------------------------------------------------------------------------



  STATEMENT OF STOCKHOLDERS' EQUITY                                           5
  -----------------------------------------------------------------------------



  STATEMENT OF CASH FLOWS                                                     6
  -----------------------------------------------------------------------------



  NOTES TO FINANCIAL STATEMENTS                                            7-11
  -----------------------------------------------------------------------------

                            BARRY L. FRIEDMAN, P.C.
                            Certified Public Account


                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                  May 15, 2000
ORION RESEARCH GROUP, INC.
Las Vegas, Nevada

         I have audited the accompanying Balance Sheets of ORION RESEARCH GROUP, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 5, 1996 (inception), to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORION RESEARCH GROUP, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 5, 1996 (inception), to March 31, 2000, in conformity with generally accepted accounting principles.

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




                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                                                         3 Mos. Ended            Year Ended
                                                                         Mar. 31, 2000           Dec.31,1999


         CURRENT ASSETS                                                  $                   0   $                   0
                                                                         ---------------------   ---------------------

              TOTAL CURRENT ASSETS                                       $                   0   $                   0
                                                                         ---------------------   ---------------------


         OTHER ASSETS                                                    $                   0   $                   0
                                                                         ---------------------   ---------------------

              TOTAL OTHER ASSETS                                         $                   0   $                   0
                                                                         ---------------------   ---------------------


         TOTAL ASSETS                                                    $                   0   $                   0
                                                                         ---------------------   ---------------------






















    The accompanying notes are an integral part of these financial statements



                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March               December
                                                                                  31, 2000            31, 1999
                                                                                 -----------------   ---------


CURRENT LIABILITIES

     Officer's Advances (Note #8)                                                $           2,600   $            1,600
                                                                                 -----------------   ------------------

TOTAL CURRENT LIABILITIES                                                        $           2,600   $            1,600
                                                                                 -----------------   ------------------


STOCKHOLDERS' EQUITY (Note #4)

     Common stock
     Par value $0.01

     Authorized 2,500,000 shares
     Issued and outstanding at

     December 31, 1999 -
     250,000 shares                                                                                  $            2,500

     March 31, 2000 -
     250,000 shares                                                              $           2,500

     Additional Paid-In Capital                                                                  0                    0

     Deficit accumulated during

     The development stage                                                                  -5,100               -4,100
                                                                                 -----------------   ------------------


TOTAL STOCKHOLDERS' EQUITY                                                       $          -2,600   $           -1,600
                                                                                 -----------------   ------------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                             $               0   $                0
                                                                                 -----------------   ------------------





The accompanying notes are an integral part of these financial statements Orion Research Group, Inc.


                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                                       Nov.25,1996
                               3 Mos Ended       3 Mos Ended       Year Ended        Year Ended        (Inception)
                               March 31,         March 31,        Dec. 31,          Dec. 31,           to Mar.31,
                               2000              1999             1999              1998               2000
                               ----------------  ---------------  ---------------   --------------     ---------------


REVENUE                        $              0  $  0             $             0   $             0    $             0
                               ----------------  --------------   ---------------   ---------------    ---------------

EXPENSES

   Amortization                $              0  $        1,021   $         1,021   $           350    $         1,750
   General, Selling
   and Administrative                     1,000               0             1,645               285              3,350
                               ----------------  --------------   ---------------   ---------------    ---------------


TOTAL EXPENSES                 $         1,000   $        1,021   $         2,666   $           635    $         5,100
                               ---------------   --------------   ---------------   ---------------    ---------------


Net Profit/Loss (-)            $        -1,000   $       -1,021   $        -2,666   $          -635    $        -5,100
                               ---------------   --------------   ---------------   ---------------    ---------------


Net Profit/Loss(-)
per weighted
share (Note #2)                $         -.0040  $      -.0040    $        -.0107   $        -.0025    $        -.0204
                               ----------------   ------------    ---------------    --------------     --------------


Weighted average
number of common

shares outstanding                      250,000         250,000           250,000           250,000            250,000
                               ----------------  --------------   ---------------   ---------------    ---------------
















The accompanying notes are an integral part of these financial statements Orion Research Group, Inc.
                                      -4-


                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Addi-
                                                                                  tional            Accumu-
                                                 Common          Stock            paid-in           lated
                                                 Shares          Amount           Capital           Deficit
                                                 ------------    ---------------  ---------------   ------------------

Balance,
December 31, 1998                                     250,000    $         2,500  $             0   $           -1,434

Net loss year ended
December 31, 1999                                                                                               -2,666
                                                 ------------    ---------------  ---------------   ------------------

Balance,
December 31, 1999                                     250,000    $         2,500  $             0   $           -4,100

Net loss
January 1, 2000

to March 31, 2000                                                                                               -1,000
                                                 ------------    ---------------  ---------------   ------------------

Balance,
March 31, 2000                                        250,000    $         2,500  $             0   $           -5,100
                                                 ------------    ---------------  ---------------   ------------------





















The accompanying notes are an integral part of these financial statements Orion Research Group, Inc.



                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                     Nov.25,1996
                               3 Mos Ended       3 Mos Ended      Year Ended        Year Ended      (Inception)
                               March 31,         March 31,        Dec. 31,          Dec. 31,         to Mar.31,
                               2000              1999             1999              1998             2000
                               ----------------  ---------------  ---------------   --------------   -----------------

Cash Flow from
Operating Activities

Net Loss                       $         -1,000  $        -1,021  $        -2,666   $          -635  $          -5,100

Adjustment to reconcile

net loss to net cash
provided by operating
activities

  Amortization                                0           +1,021           +1,021             +350              +1,750

Changes in Assets
and Liabilities

  Organization Cost                           0                0                0                0              -1,750

Increase in current
Liabilities

Officers Advances                        +1,000                0           +1,600                0              +2,600
                               ----------------  ---------------  ---------------   --------------   -----------------

Net cash used in
operating activities$                         0  $             0  $           -45   $         -285   $          -2,500

Cash Flows from

Investing Activities                          0                0                0                0                   0

Cash Flows from
Financing Activities
Issuance of Common

Stock                                         0                0                0                0              +2,500
                               ----------------  ---------------  ---------------   --------------   -----------------

Net increase
(decrease)
in cash                        $              0  $             0  $           -45   $         -285   $               0

Cash, beginning

of period                                     0                0               45              330                   0
                               ----------------  ---------------  ---------------   --------------   -----------------


Cash, end of period            $              0  $             0  $             0   $           45   $               0
                               ----------------  ---------------  ---------------   --------------   -----------------


The accompanying notes are an integral part of these financial statements Orion Research Group, Inc.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      March 31, 2000, and December 31, 1999

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

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      March 31, 2000, and December 31, 1999

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

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

         Year End

                  The Company has selected December 31st as its year-end.

                           ORION RESEARCH GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      March 31, 2000, and December 31, 1999

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

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

                      March 31, 2000, and December 31, 1999

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

                      March 31, 2000, and December 31, 1999

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

NOTE 8 - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

To Whom It May Concern:

         The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of May 31, 2000, on the Financial Statements of Orion Research Group, Inc., as of March 31, 2000 in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,


 /S/  Barry L. Friedman                                 May 15, 2000
---------------------------
     Barry L. Friedman
     Certified Public Accountant

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

Orion Research Group, Inc.


MaY 18, 2000


   /s/ Herman G. Herbig
------------------------
       Herman G. Herbig
       President and Director